Form 10-K
period 2004-12-31
Structured Asset Investment Loan Trust 2004-8
filed 2005-03-31
CIK 1301922

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-115858-10


          Structured Asset Securities Corporation

     (Exact name of registrant as specified in its charter)


   Delaware                                         74-2440850
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)





   745 Seventh Avenue, 7th Floor
   New York, NY                                10019
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 526-7000



        Structured Asset Investment Loan Trust
        Mortgage Pass-Through Certificates
        Series 2004-8

  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Not applicable.

  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust.


  Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote or consent of the holders of each class of offered certificates during the fiscal year covered by this report.

                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            The Trust does not issue stock. No established public trading market for the Certificates exists.

            As of December 31, 2004, the total number of holders of record for the Series of Certificates is 23.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a)(1) Financial Statements

            Not applicable.

   (a)(2) Financial Statement Schedules

             Not applicable.

   (a)(3) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Aurora Loan Services LLC fka Aurora Loan Services Inc., as Servicer <F1>
      b) Chase Manhattan Mortgage Corporation, as Servicer <F1>
      c) Colonial Savings, F.A., as Servicer <F1>
      d) Ocwen Federal Bank FSB, as Servicer <F1>
      e) Option One Mortgage Corporation, as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Aurora Loan Services LLC fka Aurora Loan Services Inc., as Servicer <F1>
      b) Chase Manhattan Mortgage Corporation, as Servicer <F1>
      c) Colonial Savings, F.A., as Servicer <F1>
      d) Ocwen Federal Bank FSB, as Servicer <F1>
      e) Option One Mortgage Corporation, as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Trust Agreements.


      a) Aurora Loan Services LLC fka Aurora Loan Services Inc., as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Exhibits are listed on Item 15(a)(3)

   (c) Not Applicable

  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Structured Asset Investment Loan Trust
    Mortgage Pass-Through Certificates
    Series 2004-8
    (Registrant)


  Signed: Aurora Loan Services LLC fka Aurora Loan Services Inc. as Master Servicer


  By:     E. Todd Whittemore, Executive Vice President

  By: /s/ E. Todd Whittemore, Executive Vice President

  Dated: March 29, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, E. Todd Whittemore, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Structured Asset Investment Loan Trust Mortgage Pass-Through Certificates, Series 2004-8 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Chase Manhattan Mortgage Corporation as Servicer, Colonial Savings, F.A. as Servicer, Ocwen Federal Bank FSB as Servicer, Option One Mortgage Corporation as Servicer, Wells Fargo Bank, N.A. as Servicer and as Securities Administrator.

     Date: March 29, 2005

     /s/ E. Todd Whittemore
     Signature

     Executive Vice President
     Title


  EX-99.1 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3300
370 17th Street
Denver Colorado 80202-5665

Phone (720) 931-4000
Fax   (720) 931-4444
www.ey.com


Report of Independent Accountants


Board of Directors
Aurora Loan Services Inc.


We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the "Company") complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended November 30, 2004. Management is responsible for the Company's compliance with the specified mininum servicing standards. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.


In our opinion, management's assertion, that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2004, is fairly stated, in all material respects.



/s/ Ernst & Young LLP

February 11, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000



Report of Independent Auditors


To the Board of Directors and Stockholder of Chase Home Finance LLC:


We have examined management's assertion about Chase Home Finance LLC's (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 11, 2005


(logo) JPMorganChase


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 11, 2005


As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards
(the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



/s/ Thomas L. Wind
Thomas L. Wind
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Scott Powell
Scott Powell
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Terry L. Gentry
Terry L. Gentry
SVP of Servicing
Chase Home Finance LLC





  EX-99.1 (c)
(logo) PFSJ
PAYNE FALKNER SMITH & JONES, P.C.
Certified Public Accountants



Report of Independent Auditors on Compliance with Requirements of the Uniform Single Attestation Program for Mortgage Bankers



Board of Directors and Stockholder
of Colonial Savings, F.A.

We have examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2004, included in the accompanying management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2004, is fairly stated, in all material respects.

/s/ Payne Falkner Smith & Jones, P.C.

November 10, 2004



10711 Preston Road * Suite 110 * Dallas. TX 75230 * 972 / 404-1226 *
Fax 214 / 363-9980





  EX-99.1 (d)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832 0038
Facsimile (561) 805 8181




INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT'S REPORT



To the Board of Directors of
Ocwen Federal Bank FSB


We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to adjustable rate mortgages described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


Our examination disclosed noncompliance with minimum servicing standards related to account reconciliations and adjustable rate mortgages applicable to the Bank during the year ended December 31, 2004. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.


In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/S/ PricewaterhouseCoopers LLP



March 29, 2005





  EX-99.1 (e)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568


Independent Accountants' Report


The Board of Directors and Stockholder

Option One Mortgage Corporation


We have examined management's assertion, included in the accompanying management assertion, that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2004. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KMPG LLP


Los Angeles, California
February 28, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG international a Swiss cooperative.





  EX-99.1 (f)
(logo) KPMG


KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


February 23, 2005





  EX-99.2 (a)
AURORA LOAN SERVICES




Report of Management


We, as members of management of Aurora Loan Services Inc. (the "Company"), are responsible for complying with the minimum servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as set forth in the USAP as of November 30, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2004, the Company complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond policy and an errors and omissions policy in the amounts of $60 million and $70 million, respectively.


Very truly yours,


/s/ Bruce Witherell
Bruce Witherell
Chief Executive Officer


/s/ Rick Skogg
Rick Skogg
Co-Chief Operating Officer


/s/ Roy Browning
Roy Browning
Chief Financial Officer

/s/ Bill Napier
William Napier
Controller


February 11, 2005




Aurora Loan Services Inc
10350 Park Meadows Drive Littleton, Colorado 80124 800-550-0508






AURORA LOAN SERVICES EXHIBIT A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan..

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (b)
(logo) JPMorganChase


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 11, 2005


As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards
(the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



/s/ Thomas L. Wind
Thomas L. Wind
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Scott Powell
Scott Powell
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Terry L. Gentry
Terry L. Gentry
SVP of Servicing
Chase Home Finance LLC





  EX-99.2 (c)
(logo) COLONIAL
SAVINGS

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards



November 10, 2004



As of and for the year ended September 30, 2004, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000.



/s/ Jim E. DuBose
Jim E. Dubose
President and Chief Executive Officer


/s/ Ben Dempsey
Ben Dempsey
Senior Vice President and Chief Financial Officer



2626A WEST FREEWAY, FORT WORTH, TEXAS 76102 OFFICE: 817-390-2000 www.colonialsavings.com





  EX-99.2 (d)
(logo)
OCWEN






MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP


March 11, 2005

As of and for the year ended December 31, 2004, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

* Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

Certain reconciling items which arose during the year ended December 31, 2004 were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Bank, and the Bank believes these items will not have a material impact on the status of any custodial accounts.

* Standard: Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

Certain ARM loans serviced by the Bank have odd due dates (i.e., due dates other than the first day of the month). The mortgage notes or ARM riders for some of the odd due date loans establish a look back date for the applicable index at a certain number of days prior to each Change Date, for example, 45 days prior to the effective Change Date. The Bank determines the look-back days by using a 30-day month when subtracting the actual number of look-back days stated in the Mortgage Note or ARM rider from the effective Change Date. Some months that have more or less than 30 days may therefore have a miscalculated look-back date, resulting in the index rate being used on an incorrect date, but generally no more than a two-business day difference. This has resulted in some minor differences in the calculated monthly payment amount, which could be either higher or lower, depending on the movement in interest rates.







(logo)
OCWEN






Management has implemented a corrective action plan to revise the internal procedures for processing these types of ARM adjustments, which includes adjusting the borrower accounts where necessary. The Bank believes that these differences did not have a material impact on any mortgagor or investor.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.





/s/ Ronald M. Faris
Ronald M. Faris
President



/s/ Scott W. Anderson
Scott W. Anderson
Senior Vice President of Residential Assets




/s/ Brian J. LaForest
Brian J. LaForest
Director of Investor Reporting



/s/ Paul E. Neff
Paul E. Neff
Director of Servicing Operations





  EX-99.2 (e)
(logo) OPTION ONE
       MORTGAGE

(logo) H&R BLOCK
an H&R Block company


Management Assertion


As of and for the year ended December 31, 2004, Option One Mortgage Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amounts of $30,000,000 and $10,000,000, respectively.



/s/ Robert E. Dubrish
Robert E. Dubrish, Chief Executive Officer


/s/ William L. O'Neill
William L. O'Neill, Chief Financial Officer


/s/ Matthew A. Engel
Matthew A. Engel, Controller


/s/ John A. Vella
John A. Vella, Chief Servicing Officer





  EX-99.2 (f)
(logo) Wells Fargo Home Mortgage

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A




As of and for the year ended December 31, 2004, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.


/s/ Michael J. Heid
February 23, 2005
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel
February 23. 2005
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Michael Lepore
February 23. 2005
Michael Lepore, Executive Vice President, Institutional Lending
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin
February 23, 2005
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



Wells Fargo Home Mortgage
Is a division of Wells Fargo Bank, N.A.





  EX-99.3 (a)
AURORA LOAN SERVICES
A Lehman Brothers Company


Via UPS

February 25, 2005

Carla Shedrick
Corporate Trust Services
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

RE: Annual Officer's Certificate as to Compliance (Securitization listing on the attached Exhibit A)

Dear Ms. Shedrick:

The undersigned Officer certifies the following for the period ending on December 31, 2004:

1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.

Certified By:

/s/ R. Peter Karr

R. Peter Karr
Senior Vice President
Master Servicing Division

Cc: Greg Anselmi, Client Service Manager

(logo) EQUAL HOUSING LENDER


Exhibit A


SASCO           SARM            ARC             SAIL
2002-HF2        2004-1          2002-BC8        2003-BC3
2002-BC1        2004-4          2002-BC9        2003-BC4
2002-26         2004-5		2002-BC10	2003-BC5
2003-6A         2004-7		2004-1		2003-BC6
2003-15A        2004-9XS			2003-BC7
2003-17A        2004-10				2003-BC8
2003-22A        2004-12				2003-BC9
2003-26A        2004-14				2003-BC10
2003-34A        2004-16				2003-BC11
2003-S2         2004-18 			2003-BC12
2004-S2         2004-20				2003-BC13
2004-SC1					2004-2
2004-S3        					2004-3
						2004-4
						2004-5
						2004-6
						2004-BNC1
						2004-8
						2004-9
						2004-10
						2004-BNC2


FFMLT		LABS		Encore
2002-FF3	2004-2		2003-1
2003-FFB
2003-FF3
2004-FFA
2004-FF7









  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A1                             2,615,506.79         24,510,598.19                 0.00             332,678,401.81
   A10                            1,066,291.29         15,164,457.89                 0.00             134,835,542.12
   A11                              706,781.76         10,109,638.59                 0.00              89,890,361.41
   A12                              672,280.29         14,071,808.14                 0.00              85,928,191.86
   A13                              295,502.24                  0.00                 0.00              39,192,000.00
   A2                             2,487,640.47         30,865,992.30                 0.00             313,989,007.70
   A3                             4,110,965.07         49,721,598.12                 0.00             530,278,401.88
   A4                             1,042,187.65                  0.00                 0.00             126,652,000.00
   A5                             4,035,219.84         81,844,824.22                 0.00             517,170,175.78
   A6                               394,215.28                  0.00                 0.00              50,000,000.00
   A7                             1,658,769.45                  0.00                 0.00             220,000,000.00
   A8                             1,188,807.51                  0.00                 0.00             144,470,000.00
   A9                               714,090.93                  0.00                 0.00              86,780,000.00
   B1                               261,580.51                  0.00                 0.00              17,303,000.00
   B2                               144,183.32                  0.00                 0.00               8,651,000.00
   M1                               890,017.61                  0.00                 0.00             103,814,000.00
   M2                               822,406.58                  0.00                 0.00              95,163,000.00
   M3                               529,604.94                  0.00                 0.00              60,558,000.00
   M4                               516,525.12                  0.00                 0.00              51,907,000.00
   M5                               362,232.65                  0.00                 0.00              34,605,000.00
   M6                               588,041.43                  0.00                 0.00              51,907,000.00
   M7                               557,083.21                  0.00                 0.00              43,256,000.00
   M8                               571,982.50                  0.00                 0.00              43,256,000.00
   M9                               523,145.89                  0.00                 0.00              34,605,000.00
   P                              2,704,739.50                  0.00                 0.00                     100.00
   R1                                     0.00                  0.00                 0.00                       0.00
   R2                                     0.00                  0.00                 0.00                       0.00
   X                             44,029,026.77                  0.00                 0.00           3,234,190,271.37